Form 10-Q
period 2022-06-30
Healthcare Realty Holdings, L.P.
filed 2022-08-18
CIK 1495491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 333-190916 (Healthcare Realty Holdings, L.P.)
_________________________
HEALTHCARE REALTY HOLDINGS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-4738347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue,	Suite 700	Nashville,	Tennessee	37203	(615)	269-8175
(Address of Principal Executive Office and Zip Code)					(Registrant’s telephone number, including area code)

www.healthcarerealty.com
(Internet address)
Healthcare Trust of America Holdings, LP
16435 N. Scottsdale Road, Suite 320
Scottsdale, Arizona 85254
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒	Yes	☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer

☐	Smaller reporting company	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒ No

Explanatory Note
This quarterly report on Form 10-Q (“Quarterly Report”) as of and for the three and six months ended June 30, 2022, is reflective of the results of Healthcare Realty Holdings, L.P., a Delaware limited partnership (formerly known as Healthcare Trust of America Holdings, LP, a Delaware limited partnership). “HTALP” refers to both the predecessor entity pre-merger as well as the entity continuing on as the successor entity post-merger, except where specifically noted.
As disclosed in Note 1, Organization and Description of Business, on July 20, 2022, our parent company, Healthcare Trust of America, Inc. (“HTA”), a Maryland corporation (“Company”) consummated a merger with Healthcare Realty Trust Incorporated, a Maryland corporation (“HR”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated February 28, 2022 (the “Merger”). Any references to the “Combined Company” are to HTA, HTALP, and HR after giving effect to the Merger. Except where noted, the financial statements for the quarter ended June 30, 2022, including but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations, forward looking statements, descriptions of the Company, legal structure, employees, management, board of directors, customers, capitalization, risks and uncertainties, plans and objectives, strategy, and portfolio information solely relate to HTA and/or HTALP prior to the consummation of the Merger without giving specific consideration to the combined entity post-Merger or plans of the Company’s management after the Merger.
For accounting purposes, the Merger is treated as a “reverse acquisition”. Accordingly, HR is considered the accounting acquirer even though HTA was the issuer of the equity interests in connection with the Merger. As a result, upon consummation of the Merger, the historical financial statements of HR became the historical financial statements of the Combined Company, and the acquisition method of accounting will be utilized to recognize the identifiable assets acquired (including identifiable intangible assets) and liabilities assumed (including executory contracts and other commitments) of HTA at fair value at the date of the Merger. Goodwill will be recognized for the difference between the purchase price and the aggregate fair value of the identifiable assets acquired less liabilities assumed. A Quarterly Report on Form 10-Q was filed by the Combined Company concurrently with a Current Report on Form 8-K with respect to periods ended prior to the Merger that contains the financial statements and other information of HR as of and for the three and six months ended June 30, 2022. Future periodic reports for periods ending following the Merger will reflect financial and other information of the Combined Company.
Prior to the Merger, HTA operated as a real estate investment trust (“REIT”) and was the general partner of HTALP. As of June 30, 2022, HTA owned a 98.3% partnership interest in HTALP, and other limited partners, including some of HTA’s directors, executive officers and their affiliates, owned the remaining partnership interest (including the long-term incentive plan units (“LTIP Units”) in HTALP. As the sole general partner of HTALP, HTA had the full, exclusive and complete responsibility for HTALP’s day-to-day management and control, including its compliance with the Securities and Exchange Commission (“SEC”) filing requirements.
We believe it is important to understand the few differences between HTA and HTALP in the context of how we operated as an integrated consolidated company, and historically, as co-registrants with respect to filings, including periodic reports previously filed on Forms 10-K and 10-Q for periods as of and prior to the quarter ended March 31, 2022. HTA operated as an umbrella partnership REIT structure in which HTALP and its subsidiaries held substantially all of the assets. HTA’s only material asset was its ownership of partnership units of HTALP. As a result, HTA did not conduct business itself, other than acting as the sole general partner of HTALP, issuing public equity from time to time and guaranteeing certain debts of HTALP. HTALP conducted the operations of the business and issued publicly-traded debt, but had no publicly-traded equity. Except for net proceeds from public equity issuances by HTA, which were generally contributed to HTALP in exchange for partnership units of HTALP, HTALP generated the capital required for the business through its operations and by direct or indirect incurrence of indebtedness or through the issuance of its partnership units (“OP Units”).
Non-controlling interests, stockholders’ equity and partners’ capital are the primary areas of difference between the historical condensed consolidated financial statements of HTA and HTALP. Limited partnership units in HTALP are accounted for as partners’ capital in HTALP’s condensed consolidated balance sheets and as a non-controlling interest reflected within equity in HTA’s condensed consolidated balance sheets. The differences between HTA’s stockholders’ equity and HTALP’s partners’ capital are due to the differences in the equity issued by HTA and HTALP, respectively.
In the sections of this Quarterly Report that combine disclosure for HTA and HTALP, this Quarterly Report refers to actions or holdings as being actions or holdings of the Company, which generally refers to the combined actions of both HTA and HTALP, even though HTALP (directly or indirectly through one of its subsidiaries) was generally the entity that entered into contracts, held assets and issued or incurred debt. Management believes this presentation is appropriate for the reasons set forth above and because the business of the Company is a single integrated enterprise operated through HTALP.
Unless otherwise indicated or unless the context requires otherwise, all references in this Quarterly Report to “we,” “us,” “our,” “the Company” or “our Company” refer to HTA and HTALP, collectively, and all references to “common stock” shall refer to the Class A common stock of HTA.

HEALTHCARE REALTY HOLDINGS, L.P.

PART I - FINANCIAL INFORMATION

Financial Statements (Unaudited)
HEALTHCARE REALTY HOLDINGS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments:
Land	$648,394	$640,382
Building and improvements	6,774,818	6,688,516
Lease intangibles	382,738	404,714
Construction in progress	15,252	32,685
	7,821,202	7,766,297
Accumulated depreciation and amortization	(1,699,546)	(1,598,468)
Real estate investments, net	6,121,656	6,167,829
Assets held for sale, net	—	27,070
Investment in unconsolidated joint venture	62,070	62,834
Cash and cash equivalents	29,714	52,353
Restricted cash	4,559	4,716
Receivables and other assets, net	360,433	334,941
Right-of-use assets - operating leases, net	227,603	229,226
Other intangibles, net	9,315	10,720
Total assets	$6,815,350	$6,889,689
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$3,094,643	$3,028,122
Accounts payable and accrued liabilities	171,673	198,078
Liabilities of assets held for sale	—	262
Derivative financial instruments - interest rate swaps	—	5,069
Security deposits, prepaid rent and other liabilities	82,071	86,225
Lease liabilities - operating leases	196,991	196,286
Intangible liabilities, net	28,671	31,331
Total liabilities	3,574,049	3,545,373
Commitments and contingencies
Partners’ Capital:
Limited partners’ capital, 4,050,493 and 4,142,408 OP Units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	82,369	86,442
General partners’ capital, 229,072,922 and 228,879,846 OP Units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,158,932	3,257,874
Total partners’ capital	3,241,301	3,344,316
Total liabilities and partners’ capital	$6,815,350	$6,889,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$198,284	$188,494	$398,527	$379,844
Interest and other operating income	1,849	121	3,608	264
Total revenues	200,133	188,615	402,135	380,108
Expenses:
Rental	63,373	57,409	129,257	116,988
General and administrative	14,243	10,929	26,691	21,489
Merger-related costs	5,107	—	11,125	—
Transaction	97	66	241	162
Depreciation and amortization	75,051	74,977	150,437	151,251
Interest expense	24,760	23,133	48,700	46,119
Impairment	—	16,825	—	16,825
Total expenses	182,631	183,339	366,451	352,834
Gain (loss) on sale of real estate, net	—	32,753	(4)	32,753
Loss on extinguishment of debt, net	(3,615)	—	(3,615)	—
Income from unconsolidated joint venture	401	406	801	798
Other income	134	304	222	307
Net income	$14,422	$38,739	$33,088	$61,132
Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to common unitholders	$14,422	$38,739	$33,088	$61,132
Earnings per common OP Unit - basic:
Net income attributable to common unitholders	$0.06	$0.17	$0.14	$0.28
Earnings per common OP Unit - diluted:
Net income attributable to common unitholders	$0.06	$0.17	$0.14	$0.28
Weighted average common OP Units outstanding:
Basic	233,125	222,326	233,086	222,297
Diluted	233,125	222,326	233,086	222,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$14,422	$38,739	$33,088	$61,132

Other comprehensive income
Change in unrealized gains on cash flow hedges	4,085	1,523	12,902	4,315
Total other comprehensive income	4,085	1,523	12,902	4,315

Total comprehensive income	18,507	40,262	45,990	65,447
Comprehensive income attributable to non-controlling interests	—	—	—	—
Total comprehensive income attributable to common unitholders	$18,507	$40,262	$45,990	$65,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(In thousands)
(Unaudited

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2020	218,578	$3,174,509	3,520	$60,410	$3,234,919
Share-based award transactions, net	354	3,337	—	—	3,337
Redemption and cancellation of general partner OP Units	(119)	(3,248)	—	—	(3,248)
Redemption of limited partner OP Units and other	11	255	(11)	(255)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,023)	—	(1,183)	(71,206)
Net income	—	22,030	—	363	22,393
Other comprehensive income	—	2,748	—	44	2,792
Balance as of March 31, 2021	218,824	3,129,608	3,509	59,379	3,188,987
Issuance of limited partner OP Units			—	—	—
Share-based award transactions, net	(6)	2,065	—	—	2,065
Redemption and cancellation of general partner OP Units	(5)	(129)	—	—	(129)
Redemption of limited partner OP Units and other	13	291	(13)	(291)	—
Distributions declared ($0.320 per common OP Unit)	—	(70,019)	—	(1,278)	(71,297)
Net income	—	38,011	—	728	38,739
Other comprehensive loss	—	1,497	—	26	1,523
Balance as of June 30, 2021	218,826	$3,101,324	3,496	$58,564	$3,159,888

	General Partners’ Capital		Limited Partners’ Capital		Total Partners’ Capital
	Units	Amount	Units	Amount
Balance as of December 31, 2021	228,880	$3,257,874	4,142	$86,442	$3,344,316
Share-based award transactions, net	154	2,024	—	—	2,024
Redemption and cancellation of general partner OP Units	(50)	(1,640)	—	—	(1,640)
Redemption of limited partner OP Units and other	92	2,065	(92)	(2,065)	—
Distributions declared ($0.325 per common OP Unit)	—	(74,443)	—	(1,373)	(75,816)
Net income	—	18,315	—	351	18,666
Other comprehensive income	—	8,768	—	49	8,817
Balance as of March 31, 2022	229,076	3,212,963	4,050	83,404	3,296,367
Share-based award transactions, net	(3)	2,191	—	—	2,191
Redemption and cancellation of general partner OP Units	—	(4)	—	—	(4)
Distributions declared ($0.325 per common OP Unit)	—	(74,445)	—	(1,315)	(75,760)
Net income	—	14,168	—	254	14,422
Other comprehensive income	—	4,059	—	26	4,085
Balance as of June 30, 2022	229,073	$3,158,932	4,050	$82,369	$3,241,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$33,088	$61,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,174	142,062
Share-based compensation expense	4,216	5,402
Income from unconsolidated joint venture	(801)	(798)
Distributions from unconsolidated joint venture	1,565	1,565
Impairment	—	16,825
Loss (gain) on sale of real estate, net	4	(32,753)
Loss on extinguishment of debt, net	3,615	—
Changes in operating assets and liabilities:
Receivables and other assets, net	(8,445)	10,540
Accounts payable and accrued liabilities	(22,188)	(8,552)
Security deposits, prepaid rent and other liabilities	(775)	(4,496)
Net cash provided by operating activities	152,453	190,927
Cash flows from investing activities:
Investments in real estate	(25,855)	(50,628)
Development of real estate	(22,478)	(33,983)
Proceeds from the sale of real estate	26,791	65,349
Capital expenditures	(54,954)	(53,471)
Collection of real estate notes receivable	—	15,405
Loan origination fees	325	—
Advances on real estate notes receivable	(3,734)	(61,020)
Net cash used in investing activities	(79,905)	(118,348)
Cash flows from financing activities:
Borrowings on unsecured revolving credit facility	150,000	100,000
Payments on unsecured revolving credit facility	(85,000)	(55,000)
Deferred financing costs	(7,154)	—
Repurchase and cancellation of general partner units	(1,646)	(3,377)
Distributions paid to general partner	(148,826)	(140,022)
Distributions paid to limited partners and redeemable non-controlling interests	(2,718)	(2,607)
Net cash used in financing activities	(95,344)	(101,006)
Net change in cash, cash equivalents and restricted cash	(22,796)	(28,427)
Cash, cash equivalents and restricted cash - beginning of period	57,069	118,765
Cash, cash equivalents and restricted cash - end of period	$34,273	$90,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unless otherwise indicated or unless the context requires otherwise the use of the words “the Company”, “we,” “us,” or “our” refers to HTA and HTALP, collectively. Refer to the “Explanatory Note” preceding these financial statements for further information on the relationship between these entities.
1. Organization and Description of Business
HTA, a Maryland corporation, and HTALP, a Delaware limited partnership, were incorporated or formed, as applicable, on April 20, 2006. HTA operates as a REIT and is the general partner of HTALP, which is the operating partnership, in an umbrella partnership, or “UPREIT” structure. HTA has qualified and intends to continue to be taxed as a REIT for federal income tax purposes under the applicable sections of the Internal Revenue Code of 1986, as amended.
We own real estate primarily consisting of medical office buildings (“MOBs”) located on or adjacent to hospital campuses or in off-campus, community core outpatient locations across 32 states within the United States, and we lease space to tenants primarily consisting of health systems, research and academic institutions, and various sized physician practices.  Through our full-service operating platform, we provide leasing, asset management, acquisitions, development and other related services for our properties.
Our primary objective is to maximize stockholder value with growth through strategic investments that provide an attractive risk-adjusted return for our stockholders by consistently increasing our cash flow. In pursuing this objective, we: (i) seek internal growth through proactive asset management, leasing, building services and property management oversight; (ii) target accretive acquisitions and developments of MOBs in markets with attractive demographics that complement our existing portfolio; and (iii) actively manage our balance sheet to maintain flexibility with conservative leverage. Additionally, from time to time we consider, on an opportunistic basis, significant portfolio acquisitions that we believe fit our core business and we expect to enhance our existing portfolio.
Merger with Healthcare Realty Trust Incorporated
On July 20, 2022, HTA, HTALP, of which HTA is the sole general partner, HR Acquisition 2, LLC, a Maryland limited liability company and a direct, wholly owned subsidiary of HTA (“Merger Sub”), consummated a Merger with Healthcare Realty Trust Incorporated, a Maryland corporation (“HR”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”) dated February 28, 2022, which was unanimously approved by the boards of directors of HTA and HR. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub merged with and into HR, with HR surviving the Merger (the “Merger”) and where HTALP became Healthcare Realty Holdings, L.P as the successor entity.
Pursuant to the terms in the Merger Agreement, each outstanding share of Common Stock, $0.01 par value per share, of HR (“HR Common Stock”) was converted into the right to receive 1.0 (the “Exchange Ratio”) share of Class A Common Stock, $0.01 par value per share, of HTA (“Company Common Stock” and, such consideration, the “Merger Consideration”). Pursuant to the closing of the Merger and the other transactions contemplated therein, the holders of shares of Company Common Stock and OP Units issued and outstanding on July 19, 2022 received a special distribution in the amount of $4.82 in cash per share of Company Common Stock and OP Units held on such date (the “Special Distribution Payment”).
Except where noted, the condensed consolidated financial statements for the quarter ended June 30, 2022, descriptions of HTA and HTALP, legal structure, employees, management, board of directors, customers, capitalization, risks and uncertainties, plans and objectives, strategy, and portfolio information solely relate to the Company prior to the consummation of the Merger without giving specific consideration to the combined entity post-Merger or plans of the Company’s management after the Merger. Refer to the “Explanatory Note” in the forepart of this Quarterly Report for further explanation of the description of the Company, relationship between HTA and HTALP, and the current and historical presentation of the financial statements and notes thereto contained herein.
COVID-19 Pandemic
On March 11, 2020 the novel coronavirus disease (“COVID-19”) was declared a pandemic by the World Health Organization. As the virus continued to spread throughout the United States and other countries across the world, Federal, state and local governments took various actions including the issuance of “stay-at-home” orders, social distancing guidelines and ordering the temporary closure of non-essential businesses to limit the spread of COVID-19. While many businesses have reopened and vaccinations are becoming more widely available to the general population, the economic uncertainty created by the COVID-19 pandemic continues to present risks to the Company and the future results of our operations. Although we did not experience significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2022, should current and planned measures, including further development and delivery of vaccines and other measures intended to reduce or eliminate the spread of COVID-19, past and/or proposed economic stimulus, and other laws, acts and orders proposed or enacted by these various governmental agencies ultimately not be successful or limited in their efficacy, our business and the broader real estate industry may experience significant adverse consequences. These consequences include loss of revenues, increased expenses, increased costs of materials, difficulty in maintaining an active workforce, and constraints on our ability to secure capital or financing, among other factors.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the U.S. (“GAAP”) in all material respects and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our subsidiaries and any consolidated variable interest entities (“VIEs”). All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements (i) do not include all information and footnotes required by GAAP for complete financial statements, and (ii) reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable for the full year. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of our subsidiaries and consolidated joint venture arrangements. The portions of the HTALP operating partnership’s subsidiaries not owned by us are presented as non-controlling interests on the accompanying condensed consolidated balance sheets and statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of changes in partners’ capital. As of both June 30, 2022 and December 31, 2021, there were approximately 4.1 million of OP Units issued and outstanding held by parties other than our sole general partner, HTA.
VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following: (i) the power to direct the activities that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the expected losses of the entity; and (iii) the right to receive the expected returns of the entity. We consolidate our investment in VIEs when we determine that we are the primary beneficiary. A primary beneficiary is one that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent asset and liabilities. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash is typically comprised of: (i) reserve accounts for property taxes, insurance, capital and tenant improvements; (ii) collateral accounts for debt and interest rate swaps; (iii) 1031 exchange funds; and (iv) deposits for future investments.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying condensed consolidated balance sheets to the amounts shown on the accompanying condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$29,714	$19,796
Restricted cash	4,559	70,542
Total cash, cash equivalents and restricted cash	$34,273	$90,338
Revenue Recognition
Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are recorded as straight-line rent receivables. Tenant reimbursements, which is comprised of additional amounts recoverable from tenants for real estate taxes, common area maintenance and other certain operating expenses are recognized as revenue on a gross basis in the period in which the related recoverable expenses are incurred.  We accrue revenue corresponding to these expenses on a quarterly basis to adjust recorded amounts to our best estimate of the final annual amounts to be billed. Subsequent to year-end, on a calendar year basis, we perform reconciliations on a lease-by-lease basis and bill or credit each tenant for any differences between the estimated expenses we billed and the actual expenses that were incurred. We recognize lease termination fees when there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Rental income is reported net of amortization of inducements.
The revenue recognition process is based on a five-step model to account for revenue arising from contracts with customers as outlined in ASC Topic 606 - Revenue from Contracts with Customers. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have identified all of our revenue streams and we have concluded that rental income from leasing arrangements represents a substantial portion of our revenue and is governed and evaluated with the adoption of ASC Topic 842 - Lessors - Certain Leases with Variable Lease Payments (“Topic 842”).
Investments in Real Estate
Depreciation expense of buildings and improvements for the three months ended June 30, 2022 and 2021 was $62.3 million and $60.7 million, respectively. Depreciation expense of buildings and improvements for the six months ended June 30, 2022 and 2021 was $124.6 million and $121.9 million, respectively.
Leases
As a lessor, we lease space in our MOBs primarily to medical enterprises for terms generally ranging from three to seven years in length. The assets underlying these leases consist of buildings and associated land which are included as real estate investments on our accompanying condensed consolidated balance sheets. All of our leases for which we are the lessor are classified as operating leases under Topic 842.
Leases, for which we are the lessee, are classified as separate components on our accompanying condensed consolidated balance sheets. Operating leases are included as right-of-use (“ROU”) assets - operating leases, net, with a corresponding lease liability. Financing lease assets are included in receivables and other assets, net, with a corresponding lease liability in security deposits, prepaid rent and other liabilities. A lease liability is recognized for our obligation related to the lease and an ROU asset represents our right to use the underlying asset over the lease term. Refer to Note 7 - Leases in the accompanying notes to the condensed consolidated financial statements for more detail relating to our leases.
Real Estate Held for Sale
We consider properties held for sale once management commits to a plan to sell the property and has determined that the sale is probable and expected to occur within one year. Upon classification as held for sale, we record the property at the lower of its carrying amount or fair value, less costs to sell, and cease depreciation and amortization. The fair value is generally based on a discounted cash flow analysis, which involves management's best estimate of market participants' holding periods, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements. As of June 30, 2022, the Company had no properties classified as held for sale. As of December 31, 2021, the Company had one property classified as held for sale.
Real Estate Notes Receivable
Real estate notes receivable consists of mezzanine and other real estate loans, which are generally collateralized by a pledge of the borrower’s ownership interest in the respective real estate owner and/or corporate guarantees. Real estate notes receivable are intended to be held-to-maturity and are recorded at amortized cost, net of unamortized loan origination costs and

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
fees and allowance for credit losses. As of June 30, 2022, real estate notes receivable, net totaled $75.9 million. During the six months ended June 30, 2022, we recognized interest income of $3.2 million related to real estate notes receivable.

The following table summarizes real estate notes receivable as of June 30, 2022 (in thousands):

			Stated Interest Rate	Maximum Loan Commitment	Outstanding Loan Amount
	Origination Date	Maturity Date			June 30, 2022
Mezzanine Loans - Texas (1)	6/24/2021	6/24/2024	8%	$54,119	$53,756
Mezzanine Loan - North Carolina	12/22/2021	12/22/2024	8%	6,000	6,000
Mortgage Loan - Texas	6/30/2021	7/1/2022	10%	15,000	15,000
Construction Loan - Florida	5/17/2022	2/27/2026	6%	65,000	1,464
					76,220
Accrued interest receivable					311
Unamortized fees and costs					(659)
Unearned revenue					—
					$75,872

(1) Interest on these mezzanine loans is accrued and funded utilizing interest reserves, which is included in the maximum loan commitment, and such accrued interest is added to the note receivable balance.
Pursuant to ASC Topic 326 - Financial Instruments - Credit Losses (“Topic 326”), we adopted a policy to evaluate current expected credit losses at the inception of loans qualifying for treatment under Topic 326. We utilize a probability of default method approach for estimating current expected credit losses and have determined that the current risk of credit loss is remote. Accordingly, we have recorded no reserve for credit loss as of June 30, 2022.
Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures using the equity method of accounting because we have the ability to exercise significant influence, but not control, over the financial and operational policy decisions of the investments. Using the equity method of accounting, the initial investment is recognized at cost and subsequently adjusted for our share of the net income and any distributions from the joint venture. As of June 30, 2022 and December 31, 2021, we had a 50% interest in one such investment with a carrying value and maximum exposure to risk of $62.1 million and $62.8 million, respectively, which is recorded in investment in unconsolidated joint venture on the accompanying condensed consolidated balance sheets. We record our share of net income in income from unconsolidated joint venture on the accompanying condensed consolidated statements of operations. For each of the three months ended June 30, 2022 and 2021, we recognized income of $0.4 million. For each of the six months ended June 30, 2022 and 2021, we recognized income of $0.8 million.
Recently Issued or Adopted Accounting Pronouncements
Recently Adopted Accounting Pronouncements
ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU 2021-05, which amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. The update is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We adopted ASU 2021-05 effective as of January 1, 2022. The adoption of this standard did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements
ASU 2021-01, Reference Rate Reform (Topic 848)
In January 2021, the FASB issued ASU 2021-01, which amends the scope of ASU 2020-04. The amendments of ASU 2021-01 clarify that certain optional expedients and exceptions to Topic 848 for contract modification and hedge accounting apply to derivatives that are affected by the discounting transition. For information related to the Company's current cash flow hedges, refer to Note 9 - Derivative Financial Instruments and Hedging Activities. The amendments are elective and effective immediately for contract modifications made through December 31, 2022. We do not expect that this ASU will have a material impact on our financial statements.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Investments in Real Estate
For the six months ended June 30, 2022, our investments had an aggregate purchase price of $25.7 million. As part of these investments, we incurred approximately $0.2 million of capitalized costs. The allocations for these investments, in which we own a controlling financial interest, are set forth below in the aggregate for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended June 30,
	2022	2021
Land	$3,812	$1,093
Building and improvements	19,761	45,629
In place leases	2,121	5,291
Below market leases	(28)	(79)
Above market leases	—	66
ROU assets	—	(1,372)
Net real estate assets acquired	25,666	50,628
Other, net	—	2,397
Aggregate purchase price	$25,666	$53,025
The acquired intangible assets and liabilities referenced above had weighted average lives of the following terms for the six months ended June 30, 2022 and 2021, respectively (in years):

	Six Months Ended June 30,
	2022	2021
Acquired intangible assets	4.2	4.2
Acquired intangible liabilities	4.1	5.7

4. Dispositions and Impairment
Dispositions
During the six months ended June 30, 2022, we closed the sale of a tenant purchase option on one of our MOBs located in Georgia for a gross sales price of $26.8 million, resulting in a net loss to us of approximately four thousand dollars. During the six months ended June 30, 2021, we sold a 13 property portfolio with locations in Tennessee and Virginia for a gross sales price of $67.5 million, resulting in a net gain to us of approximately $32.8 million.
Impairment
During the three and six months ended June 30, 2022, we recorded no impairment charges. During the three and six months ended June 30, 2021, we recorded impairment charges of $16.8 million on two properties, for which the holding period was revised by the Company to be less than the previously estimated useful life. The estimated fair values were based on a purchase option and a pending sales agreement, both of which were executed subsequent to June 30, 2021.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. Intangible Assets and Liabilities
Intangible assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands, except with respect to the weighted average remaining amortization terms):

	June 30, 2022		December 31, 2021
	Balance	Weighted Average Remaining Amortization in Years	Balance	Weighted Average Remaining Amortization in Years
Assets:
In place leases	$334,807	9.3	$349,863	9.3
Tenant relationships	47,931	10.9	54,851	10.8
Above market leases	20,548	6.8	21,537	6.9
	403,286		426,251
Accumulated amortization	(210,279)		(213,801)
Total	$193,007	9.3	$212,450	9.3

Liabilities:
Below market leases	$53,695	14.6	$55,073	14.3
Accumulated amortization	(25,024)		(23,742)
Total	$28,671	14.6	$31,331	14.3

The following is a summary of the net intangible amortization for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization recorded against rental income related to above and (below) market leases	$(634)	$(641)	$(1,283)	$(1,233)
Amortization expense related to in place leases and tenant relationships	9,843	11,340	20,159	23,227

6. Receivables and Other Assets
Receivables and other assets consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021
Tenant receivables, net	$10,131	$10,477
Other receivables, net	10,335	6,098
Deferred financing costs, net	7,697	7,055
Deferred leasing costs, net	48,418	45,008
Straight-line rent receivables, net	149,602	142,604
Prepaid expenses, deposits, equipment and other, net	34,549	38,301
Derivative financial instruments - interest rate swaps	7,721	—
Real estate notes receivable, net	75,872	69,114
Finance ROU asset, net	16,108	16,284
Total	$360,433	$334,941

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the amortization of deferred leasing costs and financing costs for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense related to deferred leasing costs	$2,296	$2,204	$4,523	$4,427
Interest expense related to deferred financing costs	1,560	431	2,913	862

7. Leases
For the three and six months ended June 30, 2022, we added one new ground lease that commenced in June 2022. Based on our analysis, we concluded that its classification was an operating lease.
Lessee - Maturity of Lease Liabilities
The following table summarizes the future minimum lease obligations of our operating and finance leases as of June 30, 2022 (in thousands):

Year	Operating Leases	Finance Leases
2022	$5,378	$316
2023	10,884	635
2024	10,411	640
2025	9,899	645
2026	9,901	656
2027	9,886	668
Thereafter	591,325	36,856
Total undiscounted lease payments	$647,684	$40,416
Less: Interest	(450,693)	(23,506)
Present value of lease liabilities	$196,991	$16,910
Lessor - Lease Revenues and Maturity of Future Minimum Rents
For the three months ended June 30, 2022 and 2021, we recognized $198.0 million and $187.4 million, respectively, of rental and other lease-related income related to our operating leases, of which $47.4 million and $42.2 million, respectively, were variable lease payments. For the six months ended June 30, 2022 and 2021, we recognized $397.3 million and $377.8 million, respectively, of rental and other lease-related income related to our operating leases, of which $95.5 million and $87.3 million, respectively, were variable lease payments.
The following table summarizes the future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of June 30, 2022 (in thousands):

Year	Amount
2022	$290,284
2023	551,493
2024	495,354
2025	436,400
2026	388,471
2027	318,837
Thereafter	1,345,024
Total	$3,825,863

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Debt
Debt consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021
Unsecured revolving credit facility	$65,000	$—
Unsecured term loans	500,000	500,000
Unsecured senior notes	2,550,000	2,550,000
Fixed rate mortgages	—	—
	$3,115,000	$3,050,000
Deferred financing costs, net	(16,426)	(17,975)
Discount, net	(3,931)	(3,903)
Total	$3,094,643	$3,028,122
Unsecured Credit Agreement
Unsecured Revolving Credit Facility due 2025
On October 6, 2021, we entered into a third amended and restated revolving credit and term loan agreement (the “Credit Agreement”), which includes an unsecured revolving credit facility in an aggregate maximum principal amount of $1.0 billion (the “Revolver”) and a term loan facility in an aggregate maximum principal amount of $300.0 million (the “Term Loan”). The Credit Agreement extended the maturities of the unsecured revolving credit facility and the unsecured term loan to October 31, 2025. The maximum principal amount of the Unsecured Credit Agreement may be increased by up to $750.0 million, subject to certain conditions, for a total principal amount of $2.05 billion. Borrowings under the Revolver bear interest at a per annum rate equal to LIBOR plus a margin ranging from 0.725% to 1.40% based on our credit rating. We are also required to pay a facility fee on the aggregate commitments under the Revolver at a per annum rate ranging from 0.125% to 0.30% based on our credit rating. We incurred financing costs of $6.2 million in relation to the credit facility, which are being amortized through the maturity date. As of June 30, 2022, we had $65.0 million outstanding under this unsecured revolving credit facility. The                                                 margin associated with our borrowings was 0.85% per annum and the facility fee was 0.20% per annum. All amounts outstanding under the Revolver were fully repaid on July 20, 2022 as part of the Merger.
Unsecured Term Loan due 2025
Under the Unsecured Credit Agreement as noted above, we have a $300.0 million unsecured term loan, guaranteed by HTA, with a maturity date of October 31, 2025. Borrowings under this unsecured term loan bear interest at a per annum rate equal to LIBOR, plus a margin ranging from 0.80% to 1.60% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2022 was 0.95% per annum. We incurred financing costs of $1.8 million in relation to the unsecured term loan, which are being amortized through the maturity date. We have interest rate swaps hedging the floating interest rate, which resulted in a fixed rate of 2.37% per annum, based on our current credit rating. The current hedging arrangement matures on February 1, 2023. As of June 30, 2022, we had $300.0 million under this unsecured term loan outstanding.
Unsecured Term Loan Agreement due 2023
On May 13, 2022, we entered into a new $1.125 billion term loan agreement (the “Term Loan Agreement”) which includes an unsecured term loan facility in an aggregate principal amount not to exceed $1.125 billion (the “Term Loan Facility”). The Term Loan Facility is scheduled to mature on May 13, 2023. We have the right to extend the maturity date to May 13, 2024, pursuant to the Term Loan Agreement. Borrowings under the Term Loan Facility will bear interest at either the “Base Rate” or the “Adjusted Term SOFR Rate” upon our request as follows; (i) The Base Rate is equal to the greatest of the prime rate plus 1/2 of 1%, and a rate based on the Federal Reserve Bank of New York’s secured overnight term loan financing rate plus 1%, plus in any case a margin ranging from 0.00% to 0.600% per annum based on our credit rating or (ii) The “Adjusted Term SOFR Rate” is equal to a rate based on the Federal Reserve Bank of New York’s secured overnight term loan financing rate plus 0.10%, plus a margin ranging from 0.800% to 1.600% per annum based on our credit rating. We incurred financing costs of $1.8 million in relation to the Term Loan Facility, which are being amortized through the maturity date. On July 14, 2022, the full amount of the Term Loan Facility to fund the Special Distribution Payment pursuant to the terms of the Merger Agreement with HR was drawn.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$200.0 Million Unsecured Term Loan due 2024
In 2018, HTALP entered into a modification of our $200.0 million unsecured term loan previously due in 2023. The modification decreased pricing at our current credit rating by 65 basis points and extended the maturity date to January 15, 2024. The other material terms of the unsecured term loan prior to the modification remained substantially unchanged. Borrowings under the unsecured term loan accrue interest at a rate equal to LIBOR, plus a margin ranging from 0.75% to 1.65% per annum based on our credit rating. The margin associated with our borrowings as of June 30, 2022 was 1.00% per annum. HTALP had interest rate swaps on the balance, which resulted in a fixed interest rate at 2.32% per annum. As of June 30, 2022, we had $200.0 million under this unsecured term loan outstanding.
$600.0 Million Unsecured Senior Notes due 2026
In September 2019, in connection with the $650.0 million unsecured senior notes due 2030 referenced below, HTALP issued $250.0 million as additional unsecured senior notes to the $350.0 million aggregate principal of senior notes issued on July 12, 2016, all of which are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.50% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 103.66% and 99.72%, respectively, of the principal amount thereof, with an effective yield to maturity of 2.89% and 3.53% per annum, respectively. As of June 30, 2022, we had $600.0 million of these unsecured senior notes outstanding that mature on August 1, 2026.
$500.0 Million Unsecured Senior Notes due 2027
In 2017, HTALP issued $500.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.75% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.49% of the principal amount thereof, with an effective yield to maturity of 3.81% per annum. As of June 30, 2022, we had $500.0 million of these unsecured senior notes outstanding that mature on July 1, 2027.
$650.0 million Unsecured Senior Notes due 2030
In September 2019, in connection with the $250.0 million additional unsecured senior notes due 2026 referenced above, HTALP issued $650.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 3.10% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.66% of the principal amount thereof, with an effective yield to maturity of 3.14% per annum. Proceeds from the issuance of $900.0 million of these notes were used, in part, to redeem a total of $700.0 million of unsecured senior notes. As of June 30, 2022, HTALP had $650.0 million of these unsecured senior notes outstanding that mature on February 15, 2030.
$800.0 million Unsecured Senior Notes due 2031
In September 2020, HTALP issued $800.0 million of unsecured senior notes that are guaranteed by HTA. These unsecured senior notes are registered under the Securities Act, and bear interest at 2.00% per annum which is payable semi-annually. Additionally, these unsecured senior notes were offered at 99.20% of the principal amount thereof, with an effective yield to maturity of 2.09% per annum. We incurred financing costs of $6.8 million in relation to this transaction, which are being amortized through the maturity date. Proceeds from the issuance of these unsecured notes were used, in part, to redeem $300.0 million of unsecured senior notes. As of June 30, 2022, we had $800.0 million of these unsecured senior notes outstanding that mature on March 15, 2031.
Future Debt Maturities
The following table summarizes the debt maturities and scheduled principal repayments of our indebtedness as of June 30, 2022 (in thousands):

Year	Amount
2022	$—
2023	—
2024	200,000
2025	365,000
2026	600,000
Thereafter	1,950,000
Total	$3,115,000
Deferred Financing Costs
In February 2022, as part of the $1.7 billion bridge financing commitment secured in connection with the Merger, we incurred commitment fees of approximately $5.4 million. In May 2022, this financing commitment was replaced with a $1.125 billion unsecured Term Loan Facility (see above for more details of this transaction) with the remaining unamortized

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
commitment fees written off, causing a loss on extinguishment of debt of $3.6 million. With the new Term Loan Facility we incurred approximately $1.8 million in financing costs, which will be amortized through the expiration date of May 13, 2023.
As of June 30, 2022, the future amortization of our deferred financing costs is as follows (in thousands):

Year	Amount
2022	$1,554
2023	3,107
2024	2,725
2025	2,604
2026	1,839
Thereafter	4,597
Total	$16,426

Debt Covenants
We are required by the terms of our applicable loan agreements to meet various affirmative and negative covenants that we believe are customary for these types of facilities, such as limitations on the incurrence of debt by us and our subsidiaries that own unencumbered assets, limitations on the nature of HTALP’s business, and limitations on distributions by HTALP and its subsidiaries that own unencumbered assets. Our loan agreements also impose various financial covenants on us, such as a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a minimum tangible net worth covenant, a maximum ratio of unsecured indebtedness to unencumbered asset value, rent coverage ratios and a minimum ratio of unencumbered Net Operating Income to unsecured interest expense. As of June 30, 2022, we believe that we were in compliance with all such financial covenants and reporting requirements. In addition, certain of our loan agreements include events of default provisions that we believe are customary for these types of facilities, including restricting us from making dividend distributions to our stockholders in the event we are in default thereunder, except to the extent necessary for us to maintain our REIT status. We have also concluded as of June 30, 2022, that we were not aware of non-compliance with any of our financial or non-financial covenants in light of the ongoing COVID-19 pandemic.
9. Derivative Financial Instruments and Hedging Activities
Risk Management Objective of Using Derivative Financial Instruments
We may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations. We record counterparty credit risk valuation adjustments on interest rate swap derivative assets in order to properly reflect the credit quality of the counterparty. In addition, the fair value of derivative financial instruments designated as cash flow hedges are adjusted to reflect the impact of our credit quality.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and treasury locks as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed rate payments over the life of the agreements without an exchange of the underlying notional amount. A treasury lock is a synthetic forward sale of a U.S. treasury note, which is settled in cash based upon the difference between an agreed upon treasury rate and the prevailing treasury rate at settlement. Such treasury locks are entered into to effectively fix the treasury component of an upcoming debt issuance.
Amounts reported in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $5.6 million will be reclassified from other comprehensive income in the accompanying condensed consolidated balance sheets as an increase to interest related to derivative financial instruments in the accompanying condensed consolidated statements of operations.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of June 30, 2022, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands, except number of instruments):

Interest Rate Swaps	June 30, 2022
Number of instruments	7
Notional amount	$500,000

The table below presents the fair value of our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Receivables and other assets	$7,721	$—	Derivative financial instruments	$—	$5,069
The table below presents the gain or loss recognized on our derivative financial instruments designated as cash flow hedges as well as the classification in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of Derivative Instruments	Location in Statement of Operations and Comprehensive Income (Loss)	2022	2021	2022	2021
Gain (loss) recognized in OCI	Change in unrealized losses on cash flow hedges	$3,255	$(150)	$10,473	$1,013
Gain (loss) reclassified from accumulated OCI into income	Interest expense	(830)	(1,673)	(2,429)	(3,302)

Credit Risk Related Contingent Features
We have agreements with each of our derivative counterparties that contain a provision that if we default on any of our indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations.
We also have agreements with each of our derivative counterparties that incorporate provisions from our indebtedness with a lender affiliate of the derivative counterparty requiring it to maintain certain minimum financial covenant ratios on our indebtedness. Failure to comply with the covenant provisions would result in us being in default on any derivative instrument obligations covered by these agreements.
As of June 30, 2022, the fair value of derivatives in an asset position, including accrued interest, but excluding any adjustment for nonperformance risk related to these agreements, was $7.8 million. As of June 30, 2022, we have not posted any collateral related to these agreements and we were not in breach of any of the provisions of these agreements. If we had breached any of the provisions of these agreements, we could have been required to settle our obligations, if any, under these agreements.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Commitments and Contingencies
Litigation
Two purported stockholders of HTA filed actions in the United States District Court for the Southern District of New York captioned Stein v. Healthcare Trust of America, Inc., Case No. No. 1:22cv-03703 (S.D.N.Y.), and Tiso v. Healthcare Trust of America, Inc., Case No. 1:22CV03804 (S.D.N.Y.), alleging that the Registration Statement on Form S-4 filed by the Company with the SEC on May 2, 2022, which included the Preliminary Proxy Statement, was materially incomplete, false or misleading in certain respects, thereby allegedly violating Sections 14(a) and 20(a) of the Exchange Act (15 U.S.C. § § 78n(a), 78t(a)), and SEC Rule 14a-9 (17 C.F.R. § 240.14a-9) or 17 C.F.R. § 244.100 promulgated thereunder. In addition, a purported shareholder filed an action in the United States District Court for the Eastern District of New York, captioned Johnson v. Healthcare Trust of America, Inc., Case No. 1:22-cv-03692 (E.D.N.Y.), which generally alleged that the Definitive Proxy Statement filed by HR on June 10, 2022 failed to disclose material information in connection with the Merger and that, as a result, the Definitive Proxy Statement is materially misleading in violation of Section 14(a) and Section 20(a) of the Exchange Act. These three actions collectively are referred to as the “Complaints”.

Each of the Complaints had sought, among other things, to enjoin the Company and HR from consummating the Merger or, in the alternative, rescission of the Merger or damages. Although the Company believed that the claims asserted in the Complaints were without merit and that no supplemental disclosure was required under applicable law, in order to avoid the risk of the above actions delaying or adversely affecting the Merger, to alleviate the costs, risks and uncertainties inherent in litigation, to provide additional information to its stockholders, and without admitting any liability or wrongdoing, the Company voluntarily supplemented the Definitive Proxy Statement, and these Complaints have since been settled.

Additional lawsuits may be filed against us, our Board of Directors, and/or other parties to the Merger in connection with the transactions contemplated by the Merger Agreement.

In addition, we are, from time to time, also subject to claims and litigation arising in the ordinary course of business with respect to tenant litigation and threatened or asserted labor matters.

We do not believe liability from any reasonably foreseeable disposition of the aforementioned claims and litigation, individually or in the aggregate, would have a material effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We routinely monitor our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our condensed consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability at our properties that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In our opinion, these matters are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
11. Partners’ Capital
HTALP’s operating partnership agreement provides that it will distribute cash flow from operations and net sale proceeds to its partners in accordance with their overall ownership interests at such times and in such amounts as the general partner thereof determines. Dividend distributions are made such that a holder of one OP Unit in HTALP will receive distributions from HTALP in an amount equal to the dividend distributions paid to the holder of one share of our common stock. In addition, for each share of common stock issued or redeemed by HTA, HTALP issues or redeems a corresponding number of OP Units.
Distributions
Refer to our accompanying condensed statement of changes in partners’ capital for the distributions declared during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, declared, but unpaid, distributions totaling $75.8 million were included in accounts payable and accrued liabilities. On July 1, 2022, HTA’s Board of Directors announced a pro-rata quarterly dividend of $0.029 per share of common stock and per OP Unit to be paid on July 19, 2022 to stockholders and unitholders of record on July 14, 2022. On July 6, 2022, HTA’s Board of Directors announced a special distribution of $4.82 per share of common stock and per OP Unit pursuant to the Merger Agreement to be paid on July 27, 2022 to stockholders and unitholders of record on July 19, 2022.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Incentive Plan
HTA’s Incentive Plan permits the grant of incentive awards to our employees, officers, non-employee directors and consultants as selected by HTA’s Board of Directors. This Plan authorizes HTA to grant awards in any of the following forms: options; stock appreciation rights; restricted stock; restricted or deferred stock units; performance awards; dividend equivalents; other stock-based awards, including units in HTALP; and cash-based awards. Subject to adjustment as provided in the Plan, the aggregate number of awards reserved and available for issuance under the Plan is 10,000,000 shares. As of June 30, 2022, there were 9,647,839 awards available for grant under the Plan.
Restricted Common Stock
We recognized compensation expense, equal to the fair market value of HTA’s stock on the grant date, over the service period which is generally three to four years. For the three and six months ended June 30, 2022, we recognized compensation expense of $2.2 million and $4.2 million, respectively. For the three and six months ended June 30, 2021, we recognized compensation expense of $2.1 million and $5.4 million, respectively. Substantially all compensation expense was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2022, we had $6.2 million of unrecognized compensation expense, net of estimated forfeitures, which we will recognize over a remaining weighted average period of 1.6 years.
The following is a summary of our restricted common stock activity as of June 30, 2022 and 2021, respectively:

	June 30, 2022		June 30, 2021
	Restricted Common Stock	Weighted Average Grant Date Fair Value	Restricted Common Stock	Weighted Average Grant Date Fair Value
Beginning balance	529,862	$28.83	436,399	$28.27
Granted	158,543	30.81	354,288	26.62
Vested	(124,407)	27.37	(270,099)	27.48
Forfeited	(7,690)	29.58	(6,767)	28.87
Ending balance	556,308	$29.71	513,821	$27.54
As of July 20, 2022, pursuant to the terms of the Merger Agreement, all unvested equity awards were fully vested, less any shares cancelled as required for statutory tax withholding purposes.
12. Fair Value of Financial Instruments
Financial Instruments Reported at Fair Value - Recurring
The table below presents the carrying amounts and fair values of our financial instruments on a recurring basis as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Level 2 - Assets:
Real estate notes receivable, net	$75,872	$72,377	$69,114	$68,476
Derivative financial instruments	7,721	7,721	—	—
Level 2 - Liabilities:
Derivative financial instruments	$—	$—	$5,069	$5,069
Debt	3,094,643	2,797,099	3,028,122	3,117,602
The carrying amounts of cash and cash equivalents, tenant and other receivables, restricted cash, accounts payable, and accrued liabilities approximate fair value. There have been no transfers of assets or liabilities between levels. We will record any such transfers at the end of the reporting period in which a change of event occurs that results in a transfer. Although we have determined that the majority of the inputs used to value our cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our cash flow hedge positions and have determined that the credit valuation adjustments are not significant to their overall valuation. As a result, we have determined that our cash flow hedge valuations in their entirety are classified in Level 2 of the fair value hierarchy.  For further discussion of the assumptions considered, refer to Note 2 - Summary of Significant Accounting Policies.

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Financial Instruments Reported at Fair Value - Non-Recurring
We also have assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. This category generally includes assets subject to impairment. We estimate fair value relating to impairment assessments based upon discounted cash flow and direct capitalization models that include all projected cash inflows and outflows over a specific holding period, or the contractual sales price, if applicable. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based on market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based on these inputs, we determined that our valuation of properties using a discounted cash flow or a direct capitalization model were classified within Level 3 of the fair value hierarchy. For assets for which the estimated fair value was based on contractual sales prices, we determined that our valuation was classified within Level 2 of the fair value hierarchy. As of June 30, 2022 we had no assets subject to impairment.
The table below presents our assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
Level 2 - Assets:
Real estate investment	$—	$26,768
Level 3 - Assets:
Real estate investments	$—	$4,970
13. Per Unit Data
The following is the reconciliation of the numerator and denominator used in basic and diluted earnings per unit of HTALP for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$14,422	$38,739	$33,088	$61,132
Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to common unitholders	$14,422	$38,739	$33,088	$61,132
Denominator:
Weighted average OP Units outstanding - basic	233,125	222,326	233,086	222,297
Dilutive units - OP Units convertible into common units	—	—	—	—
Adjusted weighted average units outstanding - diluted	233,125	222,326	233,086	222,297
Earnings per common unit - basic:
Net income attributable to common unitholders	$0.06	$0.17	$0.14	$0.28
Earnings per common unit - diluted:
Net income attributable to common unitholders	$0.06	$0.17	$0.14	$0.28

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. Supplemental Cash Flow Information
The following is the supplemental cash flow information for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest	$50,284	$39,827
Cash paid for operating leases	7,609	7,942

Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued capital expenditures	$6,244	$13,065
Distributions declared, but not paid	75,765	71,302
ROU assets obtained in exchange for lease obligations	705	7,683

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 15. Subsequent Events
On July 20, 2022, pursuant to that certain Agreement and Plan of Merger, dated as of February 28, 2022 (the “Merger Agreement”), by and among Healthcare Realty Trust Incorporated, a Maryland corporation (now known as HRTI, LLC, a Maryland limited liability company) (“Legacy HR”), Healthcare Trust of America, Inc., a Maryland corporation (now known as Healthcare Realty Trust Incorporated) (“Legacy HTA”), Healthcare Trust of America Holdings, LP, a Delaware limited partnership (now known as Healthcare Realty Holdings, L.P.) (the “OP”), and HR Acquisition 2, LLC, a Maryland limited liability company (“Merger Sub”). Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Legacy HR, with Legacy HR continuing as the surviving entity and a wholly-owned subsidiary of Legacy HTA (the “Merger”). Immediately following the Merger, Legacy HR converted to a Maryland limited liability company and changed its name to “HRTI, LLC” and Legacy HTA changed its name to “Healthcare Realty Trust Incorporated”. Legacy HR became a part of an umbrella partnership REIT (“UPREIT”) structure, which is intended to align the corporate structure of the combined company after giving effect to the Merger and the UPREIT reorganization (the “Combined Company”) and to provide a platform for the Combined Company to more efficiently acquire properties in a tax-deferred manner. The Combined Company operates under the name “Healthcare Realty Trust Incorporated” and its shares of class A common stock, $0.01 par value per share, trade on the New York Stock Exchange (the “NYSE”) under the ticker symbol “HR”.
The following are subsequent events of the Combined Company, including those events related to the Merger which have relevance to the OP (and correspondingly, HTALP) pre-Merger.
Executive Officers and Directors
The executive officers of Legacy HR immediately preceding the Merger serve as the executive officers of the Combined Company. The board of directors of the Combined Company is comprised of all nine directors from Legacy HR’s board and four directors from Legacy HTA’s board.
Exchange Offer
In connection with the Merger, HTALP offered to exchange all validly tendered and accepted notes of each series previously issued by Legacy HR (the “Old HR Notes”) for (i) up to $250,000,000 of 3.875% Senior Notes due 2025 (the “2025 Notes”), (ii) up to $300,000,000 of 3.625% Senior Notes due 2028 (the “2028 Notes”), (iii) up to $300,000,000 of 2.400% Senior Notes due 2030 (the “2030 Notes”) and (iv) up to $300,000,000 of 2.050% Senior Notes due 2031 to be issued by the OP (the “2031 Notes” and, collectively, the “New HR Notes”) and solicited consents from holders of the Old HR Notes to amend the indenture governing the Old HR Notes to eliminate substantially all of the restrictive covenants in such indenture (the “Exchange Offers”). The New HR Notes were issued pursuant to an indenture dated July 22, 2022, among the OP, Legacy HTA and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the first supplemental indenture, dated as of July 22, 2022, the second supplemental indenture, dated as of July 22, 2022, the third supplemental indenture, dated as of July 22, 2022 and the fourth supplemental indenture, dated as of July 22, 2022. Legacy HTA guaranteed the New HR Notes pursuant to (i) a guarantee of the 2025 Notes, (ii) a guarantee of the 2028 Notes, (iii) a guarantee of the 2030 Notes, and (iv) a guarantee of the 2031 Notes, each dated July 22, 2022. Legacy HTA and the OP filed a registration statement on Form S-4 (File No. 333-265593) relating to the issuance of the New HR Notes with the Securities and Exchange Commission (the “SEC”) on June 14, 2022, which was declared effective by the SEC on June 28, 2022. The following sets forth the results of the Exchange Offers:

Series of Old HR Notes		Tenders and Consents Received as of the Expiration Date	Percentage of Total Outstanding Principal Amount of Such Series of Old HR Notes
3.875%	Senior Notes due 2025	$235,016,000	94.01%
3.625%	Senior Notes due 2028	$290,246,000	96.75%
2.400%	Senior Notes due 2030	$297,507,000	99.17%
2.050%	Senior Notes due 2031	$298,858,000	99.62%

Credit Facilities
In connection with the effectiveness of the Merger, Legacy HR (in a limited capacity), Legacy HTA and the OP entered into the Fourth Amended and Restated Credit and Term Loan Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., and Citibank, N.A., as Joint Book Runners; Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., U.S. Bank National Association, Citibank, N.A., The Bank of Nova Scotia, Capital One, National Association, U.S. Bank National Association, and PNC Capital Markets LLC, as Joint Lead Arrangers; and the other lenders named therein. The Credit Facility restructures the parties’ existing bank

HEALTHCARE REALTY HOLDINGS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
facilities and adds additional borrowing capacities for the Combined Company following the Merger. The OP is the borrower under the Credit Facility (in such capacity, the “Borrower”).
•Legacy HR’s existing $200.0 million term loan facility and existing $150.0 million term loan facility under the Amended and Restated Term Loan Agreement, dated as of May 31, 2019 (as amended, restated, replaced, supplemented, or otherwise modified from time to time prior to July 20, 2022, the “Existing HR Term Loan Agreement”), by and among Legacy HR, the lenders party thereto from time to time and their assignees, as lenders, and the WF Administrative Agent, in each, case, were deemed continued and assumed by the Borrower under the Credit Facility, and the Existing HR Term Loan Agreement was terminated.
◦The existing $200.0 million term loan facility was amended to: (a) conform to the terms of the Borrower’s other term loan facilities under the Credit Facility; (b) include two one-year extension options, resulting in a latest final maturity in May 2026; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Credit Facility; and
◦The existing $150.0 million term loan facility was amended to conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the existing maturity in June 2026 remains unchanged under the Credit Facility.
•Legacy HTA’s and the OP’s existing $1.0 billion revolving credit facility was upsized to $1.5 billion (the “Revolver”) pursuant to the Credit Facility. The Revolver currently matures in October 2025, and the Credit Facility adds an additional one-year extension option for the Revolver, for a total of two one-year extension options.
•Legacy HTA’s and the OP’s existing $300.0 million term loan facility was deemed continued pursuant to the Credit Facility and was amended to conform to the terms of the Borrower’s other term loan facilities under the Credit Facility. The existing maturity in October 2025 remains unchanged under the Credit Facility.
•Legacy HTA’s and the OP’s existing $200.0 million term loan facility was deemed continued pursuant to the Credit Facility and was amended to (a) conform to the terms of the Borrower’s other term loan facilities under the Credit Facility; (b) extend the maturity from January 2024 to July 20, 2027; and (c) reprice to align with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
•The Credit Facility provides for a new $350.0 million delayed-draw term loan facility that is available to be drawn for 12 months after July 20, 2022 and has an initial maturity date of July 20, 2023, with two one-year extension options. The terms of any delayed draw term loans funded thereunder conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such delayed draw term loans aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
•The Credit Facility provides for a new $300.0 million term loan facility that was funded on July 20, 2022 and has a maturity of January 20, 2028, with no extension options. The terms of such term loan facility conform to the terms of the Borrower’s other term loan facilities under the Credit Facility, and the pricing for such term loan facility aligns with the pricing for the Borrower’s other term loan facilities under the Credit Facility.
Special Dividend
On May 13, 2022, Legacy HTA entered into a new $1.125 billion term loan agreement to fund the special dividend pursuant to the terms of the Merger Agreement. Prior to the Merger, Legacy HTA drew against the term loan to fund the special dividend of $4.82 that was declared on July 6, 2022 for shareholders of record on July 19, 2022. The special dividend was paid to all Legacy HTA shareholders and OP Unitholders on July 27, 2022. We plan to repay the term loan with proceeds from asset sales and joint ventures. As of the date of this report, we have closed on $433 million in joint ventures and asset sales. The remainder is expected to close in the third quarter of 2022.
Other Investment Activity
Additionally, subsequent to June 30, 2022 and unrelated to the Merger, the Company has closed on the acquisition of six MOBs for a gross purchase price of $65.5 million, as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The use of the words the “Company,”“we,” “us,” or “our” refers to HTA and HTALP, collectively, prior to giving effect of the Merger.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes appearing elsewhere in this Quarterly Report, as well as with the audited consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report on Form 10-K.
The information set forth below is intended to provide readers with an understanding of our financial condition, changes in financial condition and results of operations.
•Forward-Looking Statements;
•Executive Summary;
•Company Highlights;
•Critical Accounting Policies;
•Recently Issued or Adopted Accounting Pronouncements;
•Factors Which May Influence Results of Operations;
•Results of Operations;
•Liquidity and Capital Resources;
•Commitments and Contingencies;
•Debt Service Requirements;
•Off-Balance Sheet Arrangements; and
•Inflation.
Forward-Looking Statements
This Quarterly Report on Form 10-Q and other materials the Combined Company has filed or may file with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made, or to be made, by management of the Combined Company, contain, or will contain, disclosures that are “forward-looking statements.” Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “target,” “intend,” “plan,” “estimate,” “project,” “continue,” “should,” “could," "budget" and other comparable terms, and include, but are not limited to, statements related to the anticipated timing, financing benefits and financial and operational impact of the Merger. These forward-looking statements are based on the Combined Company's current plans, objectives, estimates, expectations and intentions and inherently involve significant risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation,     risks and uncertainties associated with: risks related to diverting the attention the Combined Company's management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities of the Merger; the risk of shareholder litigation in connection with the Merger, including resulting expense or delay; the risk that the Company’s and HR’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; risks related to future opportunities and plans for the Combined Company, including the uncertainty of expected future financial performance and results of the Combined Company following completion of the proposed transaction; effects relating to the announcement of the consummation of the Merger on the market price of the Combined Company’s common stock; the possibility that, if the Combined Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial analysts or investors, the market price of the Combined Company’s common stock could decline; general adverse economic and local real estate conditions; the inability of significant tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; increases in interest rates; increases in operating expenses and real estate taxes; changes in the dividend policy for the Combined Company’s common stock or its ability to pay dividends or distributions on its partnership units; impairment charges; pandemics or other health crises, such as COVID-19; and other risks and uncertainties affecting the Combined Company, including those described elsewhere in the Combined Company’s filings and reports with the SEC, including HTA’s, HTALP’s and HR’s Annual Reports on Form 10-K for the year ended December 31, 2021. Moreover, other risks and uncertainties of which the Combined Company is not currently aware may also affect the Combined Company's forward-looking statements and may cause actual results and the timing of events to differ materially from those anticipated. The forward-looking statements made in this communication are made only as of the date hereof or as of the dates indicated in the forward-looking statements, even if they are subsequently made available by the Combined Company on its website or otherwise. The Combined Company undertakes no obligation to update or supplement any forward-looking statements to reflect actual results, new information, future events, changes in its expectations or other circumstances that exist after the date as of which the forward-looking statements were made, except as required by law.
Stockholders and investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in the Combined Company’s filings and reports, including, without limitation, estimates and projections regarding the performance of development projects the Combined Company is pursuing.
For a detailed discussion of the Combined Company’s risk factors, please refer to HR's and HTA's filings with the SEC, including HR's and HTA's Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Summary
Since 2006, we have invested $7.8 billion primarily in MOBs, development projects, land and other healthcare real estate assets consisting of approximately 26.0 million square feet of GLA throughout the U.S. Approximately 67% of our portfolio is located on the campuses of, or adjacent to, nationally and regionally recognized healthcare systems. Our portfolio is diversified geographically across 32 states, with no state having more than 21% of our total GLA as of June 30, 2022. We are concentrated in 20 to 25 key markets that are generally experiencing higher economic and demographic trends than other markets that we expect will drive demand for MOBs. As of June 30, 2022, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 95% of our portfolio, based on GLA, is located in the top 75 Metropolitan Statistical Areas ("MSAs"), with Dallas, Houston, Boston, Miami and Indianapolis being our largest markets by annualized base rent.
Merger with Healthcare Realty Trust Incorporated
On July 20, 2022, HTA, HTALP, and Merger Sub consummated the Merger with HR whereby Merger Sub merged with and into HR, with HR continuing as the surviving corporation under an UPREIT structure whereas Healthcare Realty Holdings, L.P. became the new operating partnership of the Combined Company. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement dated February 28, 2022, each outstanding share of Common Stock, $0.01 par value per share, of HR Common Stock was converted into the right to receive 1.0 share of Class A Common Stock, $0.01 par value per share, of the Company Common Stock, and correspondingly, limited partner OP Unitholders of HTALP prior to the Merger became holders of an equivalent number of limited partner units in Healthcare Realty Holdings, L.P. post-merger.
Company Highlights
Portfolio Operating Performance
•For the three months ended June 30, 2022, our total revenue was $200.1 million, compared to $188.6 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, our total revenue was $402.1 million, compared to $380.1 million for the six months ended June 30, 2021.
•For the three months ended June 30, 2022, our net income attributable to unitholders was $0.06 per diluted unit, or $14.4 million, compared to $0.17 per diluted unit, or $38.7 million, for the three months ended June 30, 2021. For the six months ended June 30, 2022, our net income attributable to unitholders was $0.14 per diluted unit, or $33.1 million, compared to $0.28 per diluted unit, or $61.1 million, for the six months ended June 30, 2021.
Key Market Focused Strategy and Investments
Over the last decade, we have been an active investor in the medical office sector. This has enabled us to create a high quality portfolio focused on MOBs serving the future of healthcare with scale and significance in 20 to 25 key markets.
•Our investment strategy includes alignment with key healthcare systems, hospitals, and leading academic medical universities. We are the largest owner of on-campus or adjacent MOBs in the country, with approximately 17.4 million square feet of GLA, or 67%, of our portfolio located in these locations. The remaining 33% of our portfolio is located in core community outpatient locations where healthcare is increasingly being delivered.
•Over the past decade, our investments have been focused in our 20 to 25 key markets which we believe will outperform the broader U.S. markets from an economic and demographic perspective. As of June 30, 2022, approximately 95% of our portfolio’s GLA is located in the top 75 MSAs. Our key markets represent top MSAs with strong growth metrics in jobs, household income and population, as well as low unemployment and mature healthcare infrastructures. Many of our key markets are also supported by strong university systems.

•Our key market focus has enabled us to establish scale across 20 to 25 key markets and effectively utilize our asset management and leasing platform to deliver consistent same store growth and additional yield on investments, as well as cost effective service to tenants. As of June 30, 2022, we had approximately 1 million square feet of GLA in ten of our top 20 markets and approximately 0.5 million square feet of GLA in 18 of our top 20 markets.
•During the six months ended June 30, 2022, we closed on $25.5 million worth of medical office building investments totaling approximately 61,000 square feet of GLA and a land purchase for future development of $4.2 million. In addition, we funded $3.7 million of investments in real estate notes receivable.
Internal Growth through Proactive In-House Property Management and Leasing
We believe we have one of the largest full-service operating platforms in the medical office sector that consists of our in-house asset management and leasing platform which allows us to better manage and service our existing portfolio. In each of these markets, we have established a strong in-house asset management and leasing platform that has allowed us to develop valuable relationships with health systems, physician practices, universities, and regional development firms that have led to investment and leasing opportunities for us. Our full-service operating platform has also enabled us to focus on generating cost efficiencies as we gain scale across individual markets and regions.
•As of June 30, 2022, our in-house asset management and leasing platform operated approximately 25.0 million square feet of GLA, or 96% of our total portfolio.
•As of June 30, 2022, our leased rate (which includes leases which have been executed, but which have not yet commenced) was 89.6% by GLA and our occupancy rate was 87.4% by GLA.
•We entered into new and renewal leases on approximately 0.8 million and 1.5 million square feet of GLA, or approximately 3.2% and 5.9% of the GLA of our total portfolio, during the three and six months ended June 30, 2022, respectively.
Financial Strategy and Balance Sheet Flexibility
•As of June 30, 2022, we had total leverage, measured by debt less cash and cash equivalents to total capitalization, of 32.0%. Total liquidity was approximately $1.0 billion, inclusive of $935.0 million available on our unsecured revolving credit facility and cash and cash equivalents of $29.7 million as of June 30, 2022.
•As of June 30, 2022, the weighted average remaining term of our debt portfolio was 5.9 years.
Critical Accounting Policies
The complete list of our critical accounting policies was disclosed in our 2021 Annual Report on Form 10-K. Additionally, in light of the COVID-19 pandemic, we believe we have included all relevant information when determining our management estimates and that these estimates are in line with our established policies. For further information on other significant accounting policies that impact us, see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Recently Issued or Adopted Accounting Pronouncements
For detail on recently issued accounting pronouncements see Note 2 - Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of material trends or uncertainties other than the risk factors previously discussed in Part I, Item 1A - Risk Factors, in our 2021 Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the investment, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that will become available from unscheduled lease terminations at the then applicable rental rates. Negative trends in one or more of these factors, including the ultimate collections of such rents, could adversely affect our rental income in future periods.
Investment Activity
During the six months ended June 30, 2022, we had investments with an aggregate gross purchase price of $25.7 million. During the six months ended June 30, 2021, we had investments with an aggregate gross purchase price of $53.0 million. The amount of any future acquisitions or dispositions could have a significant impact on our results of operations in future periods.
Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
As of June 30, 2022 and 2021, we owned and operated approximately 26.0 million and 25.3 million square feet of GLA, respectively, with a leased rate of 89.6% and 89.3%, respectively (including leases which have been executed, but which have not yet commenced), and an occupancy rate of 87.4% and 87.9%, respectively.
Comparison of the three months ended June 30, 2022 and 2021, respectively, is set forth below (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenues:
Rental income	$198,284	$188,494	$9,790	5.2%
Interest and other operating income	1,849	121	1,728	NM
Total revenues	200,133	188,615	11,518	6.1
Expenses:
Rental	63,373	57,409	5,964	10.4
General and administrative	14,243	10,929	3,314	30.3
Merger-related costs	5,107	—	5,107	NM
Transaction	97	66	31	47.0
Depreciation and amortization	75,051	74,977	74	0.1
Interest expense	24,760	23,133	1,627	7.0
Impairment	—	16,825	(16,825)	NM
Total expenses	182,631	183,339	(708)	(0.4)
Gain on sale of real estate, net	—	32,753	(32,753)	NM
Loss on extinguishment of debt, net	(3,615)	—	(3,615)	NM
Income from unconsolidated joint venture	401	406	(5)	(1.2)
Other income	134	304	(170)	NM
Net income	$14,422	$38,739	$(24,317)	(62.8)%

Comparison of the six months ended June 30, 2022 and 2021, respectively, is set forth below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenues:
Rental income	$398,527	$379,844	$18,683	4.9%
Interest and other operating income	3,608	264	3,344	NM
Total revenues	402,135	380,108	22,027	5.8%
Expenses:
Rental	129,257	116,988	12,269	10.5%
General and administrative	26,691	21,489	5,202	24.2%
Merger-related costs	11,125	—	11,125	NM
Transaction	241	162	79	48.8%
Depreciation and amortization	150,437	151,251	(814)	(0.5)%
Interest expense	48,700	46,119	2,581	5.6%
Impairment	—	16,825	(16,825)	NM
Total expenses	366,451	352,834	13,617	3.9%
(Loss) gain on sale of real estate, net	(4)	32,753	(32,757)	NM
Loss on extinguishment of debt, net	(3,615)	—	(3,615)	NM
Income from unconsolidated joint venture	801	798	3	0.4%
Other income	222	307	(85)	NM
Net income	$33,088	$61,132	$(28,044)	(45.9)%
*NM- not meaningful.

Rental Income
For the three and six months ended June 30, 2022 and 2021, respectively, rental income was comprised of the following (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Contractual rental income	$188,628	$179,781	$8,847	4.9%
Straight-line rent and amortization of above and (below) market leases	3,820	5,127	(1,307)	(25.5)
Other rental revenue	5,836	3,586	2,250	62.7
Total rental income	$198,284	$188,494	$9,790	5.2%

	Six Months Ended June 30,
	2022	2021	Change	% Change
Contractual rental income	$379,792	$362,293	$17,499	4.8%
Straight-line rent and amortization of above and (below) market leases	8,065	10,374	(2,309)	(22.3)
Other rental revenue	10,670	7,177	3,493	48.7
Total rental income	$398,527	$379,844	$18,683	4.9%

Contractual rental income, which includes expense reimbursements, increased $8.8 million and $17.5 million for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The increase was primarily due to additional contractual rental income of $7.6 million and $15.8 million from our 2021 and 2022 acquisitions, and contractual rent increases for the three and six months ended June 30, 2022, partially offset by $2.2 million and $5.1 million of reduced contractual rental income as a result of the buildings we sold during 2021 and 2022 for the three and six months ended June 30, 2022, respectively.
Average starting and expiring base rents for new and renewal leases consisted of the following for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except in average base rents per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New and renewal leases:
Average starting base rents	$26.07	$24.86	$27.39	$24.80
Average expiring base rents	22.73	21.86	24.24	22.45

Square feet of GLA	834	647	1,547	1,352
Lease rates can vary across markets, and lease rates that are considered above or below current market rent may change over time. Leases that expired in 2022 had rents that we believed were at market rates. In general, leasing concessions vary depending on lease type, term, geography, and supply/demand dynamics.

Tenant improvements, leasing commissions and tenant concessions for new and renewal leases consisted of the following for the three and six months ended June 30, 2022 and 2021, respectively (in per square foot of GLA):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New leases:
Tenant improvements	$68.20	$36.63	$54.40	$28.40
Leasing commissions	7.97	4.31	6.78	3.91
Tenant concessions	9.42	7.00	8.96	6.85
Renewal leases:
Tenant improvements	$8.41	$5.26	$7.75	$5.15
Leasing commissions	2.04	2.06	3.03	2.13
Tenant concessions	0.27	0.16	0.25	0.16
The average term for new and renewal leases executed consisted of the following for the three and six months ended June 30, 2022 and 2021, respectively (in years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
New leases	8.3	7.3	7.5	5.6
Renewal leases	5.1	3.6	4.8	3.9
Rental Expenses
For the three months ended June 30, 2022 and 2021, rental expenses attributable to our properties were $63.4 million and $57.4 million, respectively. For the six months ended June 30, 2022 and 2021, rental expenses attributable to our properties were $129.3 million and $117.0 million, respectively. These increases in rental expenses were primarily due to $3.1 million and $6.9 million of additional rental expenses associated with our 2021 and 2022 acquisitions for the three and six months ended June 30, 2022, respectively.
General and Administrative Expenses
For the three months ended June 30, 2022 and 2021, general and administrative expenses were $14.2 million and $10.9 million, respectively. For the six months ended June 30, 2022 and 2021, general and administrative expenses were $26.7 million and $21.5 million, respectively. The year over year increase was driven primarily by the following: (i) increased legal and professional fees of $1.8 million, primarily driven by costs incurred as a result of the previously disclosed whistleblower investigation, employee retention and strategic review matters; (ii) increased board expenses of $0.6 million, which includes additional board meeting fees of $0.3 million incurred primarily as a result of the Merger Agreement and the process related thereto, and $0.3 million of board member retainer fees for the board chairman and new board members; and (iii) increased costs for general corporate matters.
Merger-related costs
For the three months ended June 30, 2022, Merger-related costs as a result of the Merger were $5.1 million and included the following: (i) legal fees of $2.3 million; (ii) printer and filing fees of $1.3 million; (iii) accounting fees of $1.0 million; and (iv) Merger and integration consulting fees of $0.5 million; For the six months ended June 30, 2022, Merger-related costs as a result of the Merger were $11.1 million and included the following: (i) legal fees of $4.1 million; (ii) financial advisor fees of $3.8 million; (iii) printer and filing fees of $1.3 million; (iv) accounting fees of $1.0 million; (v) Merger and integration consulting fees of $0.8 million; and (vi) travel costs of $0.1 million. No such costs were incurred for the three and six months ended June 30, 2021.
Depreciation and Amortization Expense
For the three months ended June 30, 2022 and 2021, depreciation and amortization expense was $75.1 million and $75.0 million, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization expense was $150.4 million and $151.3 million, respectively. The slight change in expense was associated with our buildings we disposed of during 2021 and 2022, offset by 2021 and 2022 acquisitions.
Interest Expense
For the three months ended June 30, 2022 and 2021, interest expense was $24.8 million and $23.1 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense was $48.7 million and $46.1 million, respectively. The increase in interest expense is primarily related to amortization of commitment fees on the $1.7 billion bridge loan financing commitment secured in connection with the Merger.

Loss on Sale of Real Estate, net
For the six months ended June 30, 2022, we realized a net loss of approximately four thousand dollars, as a result of the sale of a tenant purchase option on one of our MOBs located in Georgia. For the six months ended June 30, 2021, we realized a net gain of approximately $32.8 million on the sale of a 13 property portfolio with locations in Tennessee and Virginia.
Loss on Extinguishment of debt, net
For the six months ended June 30, 2022, we realized a net loss of approximately $3.6 million from the amortization of deferred loan fees as a result of replacing our $1.7 billion bridge loan which was established in connection with the Merger with a $1.125 billion Term Loan Facility. No such losses were incurred for the six months ended June 30, 2021.
Net Income
For the three months ended June 30, 2022 and 2021, net income was $14.4 million and $38.7 million, respectively. For the six months ended June 30, 2022 and 2021, net income was $33.1 million and $61.1 million, respectively. The decreases in net income were primarily the result of the Merger-related costs incurred as a result of the Merger during the six months ended June 30, 2022 and the gain on the sale of real estate during the six months ended June 30, 2021.

Liquidity and Capital Resources
As of June 30, 2022, our primary sources of cash include: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility; (iii) net proceeds from the issuances of debt and equity securities; and (iv) proceeds from our dispositions, including partial sales of our building interests to joint ventures. During the next 12 months our primary uses of cash are expected to include: (a) the funding of acquisitions of MOBs, development properties and other facilities that serve the healthcare industry; (b) capital expenditures; (c) the payment of operating expenses; (d) debt service payments, including principal payments; and (e) the payment of distributions to our partnership unitholders. We anticipate cash flow from operations, restricted cash and reserve accounts and our unsecured revolving credit facility, if needed, will be sufficient to fund our operating expenses, capital expenditures and distributions to unitholders. Investments and maturing indebtedness may require funds from borrowings under our unsecured revolving credit facility, the issuance of debt and/or equity securities or proceeds from sales of real estate.
As of June 30, 2022, we had total liquidity of $1.0 billion, inclusive of $935.0 million available on our unsecured revolving credit facility and cash and cash equivalents of $29.7 million.
As of June 30, 2022, we had unencumbered assets with a gross book value of $7.9 billion. The unencumbered properties may be used as collateral to secure additional financings in future periods or refinance our current debt as it becomes due. Our ability to raise funds from future debt and equity issuances is dependent on our investment grade credit ratings, general economic and market conditions, and our operating performance.
When we acquire a property, we prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. We have approximately $140 million inclusive of costs to complete, of active development projects and incremental tenant improvements as part of recently completed development projects.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of our leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.
Cash Flows
The following is a summary of our cash flows for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Cash, cash equivalents and restricted cash - beginning of period	$57,069	$118,765	$(61,696)
Net cash provided by operating activities	152,453	190,927	(38,474)
Net cash used in investing activities	(79,905)	(118,348)	38,443
Net cash used in financing activities	(95,344)	(101,006)	5,662
Cash, cash equivalents and restricted cash - end of period	$34,273	$90,338	$(56,065)
Net cash provided by operating activities decreased in 2022 primarily due to the impact of our 2021 and 2022 dispositions, partially offset by our 2021 and 2022 acquisitions and contractual rent increases. We anticipate cash flows from operating activities to increase as a result of the growth in our portfolio through new acquisitions and continued leasing activity in our existing portfolio.
For the six months ended June 30, 2022, net cash used in investing activities primarily related to capital expenditures of $55.0 million, investments in real estate of $25.9 million, development of real estate of $22.5 million, and advances on real estate notes receivable of $3.7 million, partially offset by proceeds from the sale of real estate of $26.8 million. For the six months ended June 30, 2021, net cash used in investing activities primarily related to advances on real estate notes receivable of $61.0 million, capital expenditures of $53.5 million, investments in real estate of $50.6 million, and development of real estate of $34.0 million, partially offset by proceeds from the sale of real estate of $65.3 million and collection of real estate notes receivable of $15.4 million.

For the six months ended June 30, 2022, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $148.8 million, and deferred financing costs of $7.2 million, partially offset by net borrowings under our revolving credit facility of $65.0 million. For the six months ended June 30, 2021, net cash used in financing activities primarily related to dividends paid to holders of our common stock of $140.0 million, and the repurchase and cancellation of common stock of $3.4 million, partially offset by net borrowings under our revolving credit facility of $45.0 million.
Distributions
Historically, the amount of distributions we paid to our unitholders was determined by the Board of Directors of HTA, in their sole discretion, depending on a number of factors, including funds available, our financial condition, capital expenditure requirements and annual dividend distribution requirements needed to maintain HTA’s status as a REIT under the Internal Revenue Code of 1986, as amended.
For the six months ended June 30, 2022, we paid cash distributions of $148.8 million to our general partner and $2.7 million on our partnership units to our limited partners. In July 2022 for the quarter ended June 30, 2022, we paid cash distributions to our general partner of $74.4 million and $1.3 million on our partnership units to our limited partners, not including any amounts as distributions contemplated as part of the Merger Agreement. Distributions paid pursuant to the Merger Agreement, subsequent to June 30, 2022 totaled approximately $1.1 billion. Future distributions will be at the discretion of the Board of Directors of the merged company in accordance with the then current dividend or distribution policy.
Financing
We have historically maintained a low leveraged balance sheet and intend to continue to maintain this structure in the long term. However, our total leverage may fluctuate on a short-term basis as we execute our business strategy. As of June 30, 2022, our leverage ratio, measured by debt less cash and cash equivalents to total capitalization, was 32.0%.
As of June 30, 2022, we had debt outstanding of $3.1 billion and the weighted average interest rate therein was 2.87% per annum, inclusive of the impact of our cash flow hedges. The following is a summary of our unsecured and secured debt. See Note 8 - Debt in the accompanying condensed consolidated financial statements for a further discussion of our debt.
Unsecured Revolving Credit Facility
As of June 30, 2022, $935.0 million was available on our $1.0 billion unsecured revolving credit facility maturing in October 2025.
Unsecured Term Loans
As of June 30, 2022, we had $500.0 million of unsecured term loans outstanding, comprised of $300.0 million under our Unsecured Credit Agreement maturing in 2025, and $200.0 million under our unsecured term loan maturing in 2024.
Unsecured Senior Notes
As of June 30, 2022, we had $2.55 billion of unsecured senior notes outstanding, comprised of $600.0 million of senior notes maturing in 2026, $500.0 million of senior notes maturing in 2027, $650.0 million of senior notes maturing in 2030 and $800.0 million of senior notes maturing in 2031.
New Credit Facilities
On May 13, 2022, HTALP and HTA entered into a new $1.125 billion term loan agreement (the “Term Loan Agreement”) with the lenders signatory thereto and J.P. Morgan Chase Bank, N.A., as administrative agent, pursuant to which the lenders committed to fund a term loan facility in an aggregate principal amount not to exceed $1.125 billion (the “Term Loan Facility”) in connection with the consummation of the transactions contemplated by the Merger Agreement. On July 14, 2022, HTALP and HTA drew the full amount of the Term Loan Facility to fund the Special Distribution Payment.
The Term Loan Facility is scheduled to mature on May 13, 2023 (the “Initial Term Loan Maturity Date”). The Combined Company has the right to extend the maturity date of the Term Loan Facility to May 13, 2024 (the “Final Maturity Date”), subject to the satisfaction of certain customary terms set forth in the Term Loan Agreement. The Combined Company must repay the aggregate outstanding principal amount of the Term Loan Facility, together with all accrued but unpaid interest, fees and other obligations owing under the Term Loan Agreement, on the Initial Term Loan Maturity Date or, if applicable, the Final Maturity Date. In addition, in connection with certain capital raising transactions, asset sales and debt incurrences, the Combined Company is required to prepay the Term Loan Facility with all or a portion of the proceeds received by the Combined Company from such events. The Term Loan Facility may be prepaid at any time in whole or in part without fees or penalty.
Debt Service Requirements
We are required by the terms of our applicable loan agreements to meet certain financial covenants, such as minimum net worth and liquidity, and reporting requirements, among others. As of June 30, 2022, we believe that we were in compliance with all such covenants and we are not aware of any covenants that it is reasonably likely that we would not be able to meet in accordance with our loan agreements.

Off-Balance Sheet Arrangements
As of and during the six months ended June 30, 2022, we had no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
We are exposed to inflation risk as income from future long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from the impact of normal inflation. These provisions include rent escalations, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to cover inflation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in our 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Healthcare Realty Holdings, L.P.’s management, which as of and subsequent to the date of the Merger, consists of the management of Legacy HR, is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (as the principal executive officer) and Chief Financial Officer (as the principal financial officer), to allow timely decisions regarding required disclosures.
As of June 30, 2022, an evaluation was conducted by Healthcare Realty Holdings, L.P. under the supervision and with the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer on behalf of HR in its capacity as general partner of Healthcare Realty Holdings, L.P., each concluded that the disclosure controls and procedures were effective as of June 30, 2022.
There were no changes in Healthcare Realty Holdings, L.P.’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably believed to be likely to materially affect, its internal control over financial reporting.
August 18, 2022

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Two purported stockholders of HTA filed actions in the United States District Court for the Southern District of New York captioned Stein v. Healthcare Trust of America, Inc., Case No. No. 1:22cv-03703 (S.D.N.Y.), and Tiso v. Healthcare Trust of America, Inc., Case No. 1:22CV03804 (S.D.N.Y.), alleging that the Registration Statement on Form S-4 filed by the Company with the SEC on May 2, 2022, which included the Preliminary Proxy Statement, was materially incomplete, false or misleading in certain respects, thereby allegedly violating Sections 14(a) and 20(a) of the Exchange Act (15 U.S.C. § § 78n(a), 78t(a)), and SEC Rule 14a-9 (17 C.F.R. § 240.14a-9) or 17 C.F.R. § 244.100 promulgated thereunder. In addition, a purported shareholder filed an action in the United States District Court for the Eastern District of New York, captioned Johnson v. Healthcare Trust of America, Inc., Case No. 1:22-cv-03692 (E.D.N.Y.), which generally alleged that the Definitive Proxy Statement filed by HR on June 10, 2022 failed to disclose material information in connection with the Merger and that, as a result, the Definitive Proxy Statement is materially misleading in violation of Section 14(a) and Section 20(a) of the Exchange Act. These three actions collectively are referred to as the “Complaints”.

Each of the Complaints had sought, among other things, to enjoin the Company and HR from consummating the Merger or, in the alternative, rescission of the Merger or damages. Although the Company believed that the claims asserted in the Complaints were without merit and that no supplemental disclosure was required under applicable law, in order to avoid the risk of the above actions delaying or adversely affecting the Merger, to alleviate the costs, risks and uncertainties inherent in litigation, to provide additional information to its stockholders, and without admitting any liability or wrongdoing, the Company voluntarily supplemented the Definitive Proxy Statement, and these Complaints have since been settled. Additional lawsuits may be filed against us, our Board of Directors, and/or other parties to the Merger in connection with the transactions contemplated by the Merger Agreement.

In addition, we are, from time to time, also subject to claims and litigation arising in the ordinary course of business with respect to tenant litigation and threatened or asserted labor matters.

We do not believe liability from any reasonably foreseeable disposition of the aforementioned claims and litigation, individually or in the aggregate, would have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included, and incorporated by reference, in this Quarterly Report.

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated as of February 28, 2022, among Healthcare Realty Trust Incorporated, Healthcare Trust of America, Inc., Healthcare Trust of America Holdings, LP, and HR Acquisition 2, LLC (included as Exhibit 2.1 to our Current Report on Form 8-K filed on March 1, 2022 and incorporated herein by reference).

3.1
Certificate of Amendment to Certificate of Limited Partnership of Healthcare Realty Holdings, L.P. (included as Exhibit 3.2 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

3.2
Second Amended and Restated Agreement of Limited Partnership of Healthcare Realty Holdings, L.P. (included as Exhibit 3.3 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.1
Indenture, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated and U.S. Bank Trust Company, National Association (included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.2
Supplemental Indenture No. 1, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association (included as Exhibit 4.2 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.3
Supplemental Indenture No. 2, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association (included as Exhibit 4.3 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.4
Supplemental Indenture No. 3, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association (included as Exhibit 4.4 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.5
Supplemental Indenture No. 4, dated as of July 22, 2022, by and among Healthcare Realty Holdings, L.P., Healthcare Realty Trust Incorporated, and U.S. Bank Trust Company, National Association (included as Exhibit 4.5 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

4.6	3.87.5% Senior Notes due 2025 (included as Exhibit 4.7 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.7	3.625% Senior Notes due 2028 (No. 2028-1) (included as Exhibit 4.8 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.8	3.625% Senior Notes due 2028 (No. 2028-2) (included as Exhibit 4.9 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.9	2.400% Senior Notes due 2030 (No. 2030-1) (included as Exhibit 4.10 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.10	2.400% Senior Notes due 2030 (No. 2030-2) (included as Exhibit 4.11 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.11	2.050% Senior Notes due 2031 (included as Exhibit 4.12 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.12	Guarantee of 2025 Note (included as Exhibit 4.13 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.13	Guarantee of 2028 Note (included as Exhibit 4.14 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.14	Guarantee of 2030 Note (included as Exhibit 4.15 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
4.15	Guarantee of 2031 Note (included as Exhibit 4.16 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).
10.5
Term Loan Agreement dated as of May 13, 2022, among Healthcare Trust of America Holdings, LP, Healthcare Trust of America, Inc., the lenders named therein and J.P. Morgan Chase Bank, N.A., as administrative agent for such lenders (included as Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2022 and incorporated herein by reference).

10.2
Fourth Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 20, 2022, by and among Healthcare Trust of America Holdings, LP (now known as Healthcare Realty Holdings, L.P.), Healthcare Trust of America, Inc. (now known as Healthcare Realty Trust Incorporated), the lenders named therein, and Wells Fargo Bank, National Association (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2022 and incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Realty Holdings, LP.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Healthcare Realty Holdings, LP.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Realty Holdings, LP.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Healthcare Realty Holdings, LP.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE REALTY HOLDINGS, L.P.
	By:	Healthcare Realty Trust Incorporated
its General Partner

	By:	/s/ J. CHRISTOPHER DOUGLAS
J. Christopher Douglas
Executive Vice President and Chief Financial Officer
August 18, 2022